Form 10-K/A
period 2003-03-31
HONDA AUTO RECEIVABLES 2001-3 OWNER TRUST
filed 2003-10-03
CIK 1160963

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
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

   =========================================================================
                  DELAWARE                           33-0981800
   ===================================  ====================================

      (State or other jurisdiction of             (I.R.S Employer
               incorporation)                   Identification No.)
   =========================================================================

================================================================================

                700 VAN NESS AVENUE
                    TORRANCE, CA                                     90501
================================================  ==============================

      (Address of principal executive offices)                    (Zip Code)
================================================================================

       Registrant's telephone number, including area code: (310) 781-6131

           Securities registered pursuant to Section 12(b) of the Act:

==========================================================================

      Title of each class                 Name of each exchange
                                           on which registered
================================    ======================================
              NONE                                NONE
==========================================================================

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

2. Delinquent Ratio:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
a. Delinquent Balance                                                                                  21,977

b. Total Pool Balance                                                                                 808,467

c. Delinquency Ratio                                                                                    2.72%

3. Aggregate Net Losses:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
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



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  CERTIFICATION


I, John I. Weisickle, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Honda Auto Receivables 2001-3 Owner Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: September 30, 2003


/s/ John I. Weisickle
-------------------------------------
John I. Weisickle
Vice President, Assistant Secretary of
American Honda Finance Corporation as Servicer

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