Form 10-K
HONDA AUTO RECEIVABLES 2001-3 OWNER TRUST
filed 2004-06-30
CIK 1160963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-92827

Honda Auto Receivables 2001-3 Owner Trust
(Exact name of registrant as specified in its charter)

Delaware

33-0981800

---------------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction of

(I.R.S Employer

incorporation)

Identification No.)

20800 Madrona Avenue

Torrance, CA

90503

---------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (310) 972-2511

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class

on which registered

---------------------------------------------------------------------------------------------------------------------------

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

Item 1.    Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2001-3 Owner Trust as of March 31, 2004 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	1,527	11,013
b. 61 - 90 Days Delinquent	337	2,618
c. 91 Days or More Delinquent	60	544

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	14,174
b. Total Pool Balance	340,114
c. Delinquency Ratio	4.17%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	6,801
b. Original Portfolio	1,846,165
c. Aggregate Loss Ratio	0.37%

Item 2.    Properties

          The Honda Auto Receivables 2001-3 Owner Trust (the "Trust") is a Delaware business trust formed pursuant to the trust agreement (the "Agreement") between American Honda Receivables
          Corp., as Depositor (the "Depositor"), Citibank, N.A., as Owner Trustee and First Union Trust Company,
          National Association, as Delaware Trustee.

          The Trust has issued four classes of notes and one class of certificates ("Class A-1 Notes 2.38875%",
          "Class A-2 Notes 2.76%", "Class A-3 Notes 3.40% ", "Class A-4 Notes 3.96%". The notes are backed by a pledge of the trust's assets. Interest and principal collections from trust assets will be divided among the various classes of securities in specified proportions.

          The Trust's assets include fixed rate motor vehicles retail installment sales contracts secured by new and used Honda and Acura motor vehicles (the "Receivables").

Item 3.    Legal Proceedings
          N/A

Item 4.    Submission of Matters to a Vote of Securityholders
          N/A

PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

          All holders of records of the Class A Notes issued by Honda Auto
          Receivables 2001-3 Owner Trust (except for American Honda Receivables Corp.)
          are registered through the nominee of Cede.  The records of DTC indicate that, at
          March 31, 2004, there were: (i) thirty (30) DTC participants holding a position in the Class A-4 Notes 3.96%.  The other previously issued classes are no longer outstanding.

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
          N/A

PART IV

Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K. (1)

(a) Exhibit No. 99

Description

Annual Accountants' Report to the Trustees pursuant to Section 3.12 of the Sale and Servicing Agreement, dated as of October 1, 2001 among American Honda Receivables Corp., as Seller, American Honda Finance Corporation, as Servicer, and Honda Auto Receivables 2001-3 Owner Trust, as Issuer.

(b) Reports (previously filed)

Form 8K	Reports	Date
	The month of Apr. 2003	May 19, 2003
	The month of May. 2003	June 18, 2003
	The month of Jun. 2003	July 18, 2003
	The month of Jul. 2003	August 18, 2003
	The month of Aug. 2003	September 18, 2003
	The month of Sept. 2003	October 20, 2003
	The month of Oct. 2003	November 18, 2003
	The month of Nov. 2003	December 18, 2003
	The month of Dec. 2003	January 19, 2004
	The month of Jan. 2004	February 18, 2004
	The month of Feb. 2004	March 18, 2004
	The month of Mar. 2004	April 19, 2004

(1)

The material noncompliance relating to insurance requirements noted in the third paragraph of the Independent Accountants' Report, attached as Exhibit 99(a) hereto, relates to the applicable USAP servicing standards requirement that a servicer have in place an errors and omissions policy.  American Honda Finance Corporation, as the servicer, has agreed to obtain, on or before June 30, 2004, an acceptable errors and omissions policy.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2001-3 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:

/s/ John I. Weisickle

John I. Weisickle, Vice President

DEPOSITOR CERTIFICATION

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

Date: June 28, 2004

/s/ John Weisickle

John I. Weisickle

Treasurer of American Honda Receivables Corp.,

as depositor of

Honda Auto Receivables 2001-3 Owner Trust